Form 10-K
period 1996-12-31
CITICORP MORTGAGE SECURITIES INC
filed 1997-03-31
CIK 811785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        [_] Transition Report Pursuant to
                      Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 1996

                            Commission file numbers:
                                    33-66222

                       CITICORP MORTGAGE SECURITIES, INC.
            (Issuer in respect of the REMIC Pass-Through Certificates
                                 Series 1996-1)
                              (the "Certificates")
             (Exact name of Registrant as specified in its charter)

                       Delaware                        13-3408713
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification No.)

                      399 Park Avenue
                  New York, New York                      10043
            (Address of principal executive            (Zip Code)
             offices)

Registrant's telephone number, including area code: (212) 559-6727.

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Certificates

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  . No      .
                                             -----     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE

                                     PART I

ITEM 1.     BUSINESS

            Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

ITEM 2.     PROPERTIES

            The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 1996-1 is included as Exhibit 99(a)(1) hereto.

ITEM 3.     LEGAL PROCEEDINGS.

            The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, Citicorp Mortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to the trust for Series 1996-1, State Street Bank and Trust Company) with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

           (b) As of January 29, 1997, the number of holders of the Certificates was as follows:

                                                       Number of
                  Series                                Holders
                  ------                               ---------
                  1996-1                                  12

           (c) Omitted pursuant to the Exemptive Order.

ITEM 6.    SELECTED FINANCIAL DATA.

           Omitted pursuant to the Exemptive Order.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

           Omitted pursuant to the Exemptive Order.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 1996-1 are included herein as Exhibits 99(a)(1) and 99(a)(2), respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Omitted pursuant to the Exemptive Order.

ITEM 11.   EXECUTIVE COMPENSATION.

           Omitted pursuant to the Exemptive Order.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Omitted pursuant to the Exemptive Order.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Omitted pursuant to the Exemptive Order.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a) Exhibits
               --------

               1 The Registrant's Annual Statement of Compliance with respect to the Certificates as to which Citicorp Mortgage, Inc. ("CMI"), acts as subservicer. (Exhibit 99(a)(1))


               2 Annual Independent Accountants' Servicing Report with respect to the Certificates as to which CMI acts as subservicer. (Exhibit 99(a)(2))

           (b) Current Reports on Form 8-K
               ---------------------------

                     The Registrant filed the following Current Reports on Form
               8-K during the fiscal year ended December 31, 1996:

                     Series                    Date of Report
                     -----------               -----------------
                     CMSI 1996-1               December 16, 1996

      The above Report sets forth under Item 2 thereof the "Detailed Description of the Mortgage Pool and the Mortgaged Properties" relating to the Series of Certificates to which the Report relates.

      The above report sets forth under Item 5 thereof the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CITICORP MORTGAGE SECURITIES, INC.
                                          (Registrant)


                                          By:/s/ Andrew E. La Barbera
                                             ---------------------------
                                          Name:  Andrew E. La Barbera
                                          Title: President


Dated:  March 28, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

             Signature                          Capacity
             ---------                          --------


          /s/Andrew E. La Barbera               Chairman of the Board and
         ----------------------------           a Director (Principal
            (Andrew E. La Barbera)              Executive Officer)


          /s/ John T. Davis
         ----------------------------           Director
             (John T. Davis)


          /s/ James Levites
         ----------------------------           Director
             (James Levites)

             Signature                          Capacity
             ---------                          --------


           /s/ John Outland
         ----------------------------           Senior Vice President, Chief
              (John Outland)                    Financial Officer(Principal
                                                Financial Officer and
                                                Principal Accounting
                                                Officer)

                                  EXHIBIT INDEX


Exhibit No.

99(a)(1) The Registrant's Annual Statement of Compliance with respect to the Registrant's Mortgage Pass-Through
               Certificates and REMIC Pass-Through Certificates as to which CMI acts as subservicer.

99(a)(2) Annual Independent Accountants' Servicing Report with respect to the Registrant's Mortgage Pass-Through
               Certificates and REMIC Pass-Through Certificates as to which CMI acts as subservicer.