Form 10-K
period 1997-12-31
CITICORP MORTGAGE SECURITIES INC
filed 1998-03-31
CIK 811785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 1997

                            Commission file numbers:
                                    33-66222

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                          Series 1997-1 through 1997-7)
                              (the "Certificates")
                              --------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                     13-3408713
            -------------------------------     ----------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

                   399 Park Avenue
                  New York, New York                   10043
            -------------------------------         ----------
            (Address of principal executive         (Zip Code)
             offices)

Registrant's telephone number, including area code: (212) 559-6727.
                                                    --------------

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

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item  2. Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 1997-1 through 1997-7 is included as Exhibit 99(a)(1) hereto.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, Citicorp Mortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to the trust for Series 1997-1, 1997-3, `997-5 and 1997-7, State Street Bank and Trust Company and as to the trust for Series 1997-2 and 1997-4, The Bank of New York) with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of January 29, 1998, the number of holders of the Certificates was as follows:

                                                       Number of
                          Series                        Holders
                          ------                        -------

                          1997-1                          30
                          1997-2                          22
                          1997-3                          21
                          1997-4                          12
                          1997-5                          30
                          1997-6                           1
                          1997-7                          15

         (c) Omitted pursuant to the Exemptive Order.

Item 6.  Selected Financial Data.

         Omitted pursuant to the Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the Exemptive Order.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 1997-1 through 1997-7 are included herein as Exhibits 99(a) (1) and 99(a) (2), respectively.

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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Exhibits

             1 The Registrant's Annual Statement of Compliance with respect to the Certificates as to which Citicorp Mortgage, Inc. ("CMI"), acts as subservicer. (Exhibit 99(a)(1))

             2 Annual Independent Accountants' Servicing Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(2))

         (b) Current Reports on Form 8-K

             The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 1996:

                  Series                        Date of Report
                  -----------                   --------------
                  CMSI 1997-1                   February 25, 1997
                  CMSI 1997-2                   May 28, 1997
                  CMSI 1997-3                   August 28, 1997
                  CMSI 1997-4                   November 3, 1997
                  CMSI 1997-5                   November 20, 1997
                  CMSI 1997-6                   November 25, 1997
                  CMSI 1997-7                   November 23, 1997

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


      CITICORP MORTGAGE SECURITIES, INC.        (Registrant)


      By: /s/Andrew E. La Barbera
         ---------------------------
         Name:  Andrew E. La Barbera
         Title: President


Dated:  March 28, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1998 by the following persons on behalf of the Registrant in the capacities indicated.

          Signature                       Capacity
          ---------                       --------

          /s/Andrew E. La Barbera         Chairman of the Board and
          ------------------------------  a Director (Principal
            (Andrew E. La Barbera)        Executive Officer)


          /s/ David W. Young              Director
          ------------------------------
            (David W. Young)


          /s/ James Levites               Director
          ------------------------------
            (James Levites)


          /s/ John Outland                Senior Vice President,Chief
          ------------------------------  Financial Officer(Principal
             (John Outland)               Financial Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.
-----------

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