Form 10-K
period 1998-12-31
CITICORP MORTGAGE SECURITIES INC
filed 1999-03-31
CIK 811785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 1998

                            Commission file numbers:
                                    333-43167

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                          Series 1998-1 through 1998-10)
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

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 1998-1 through 1998-10 is included as Exhibit 99(a)(1) hereto.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, Citicorp Mortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to the trust for Series 1998-1, 1998-3, 1998-5, 1998-7 and 1998-9, The Bank of New York, and as to the trust for Series 1998-2 and 1998-4, 1998-6, 1998-8 and 1998-10, State Street Bank and Trust Company) with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of January 26, 1999, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    1998-1                                          30
                    1998-2                                          73
                    1998-3                                          42
                    1998-4                                          20
                    1998-5                                          10
                    1998-6                                          26
                    1998-7                                          48
                    1998-8                                          24
                    1998-9                                          56
                    1998-10                                         30

         (c) Omitted pursuant to the Exemptive Order.

Item 6.  Selected Financial Data.

         Omitted pursuant to the Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the Exemptive Order.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 1998-1 through 1998-10 are included herein as Exhibits 99(a) (1) and 99(a) (2), respectively.

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


         2 Annual Independent Auditors' Servicing Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(2))



         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 1996:



                  Series                              Date of Report
                  ------                              --------------
                  CMSI 1998-1                         February 26, 1998
                  CMSI 1998-2                         April 24, 1998 and April 17, 1998
                  CMSI 1998-3                         May 28, 1998
                  CMSI 1998-4                         June 25, 1998
                  CMSI 1998-5                         June 29, 1998
                  CMSI 1997-6                         July 29, 1998 and July 21, 1998
                  CMSI 1997-7                         August 27, 1998 and August 21, 1998
                  CMSI 1998-8                         September 29, 1998 and September 22, 1998
                  CMSI 1998-9                         October 28, 1998 and October 26, 1998
                  CMSI 1998-10                        November 29, 1998 and November 18, 1998

         The above Reports set forth under Item 2 thereof the "Detailed Description of the Mortgage Pool and the Mortgaged Properties" relating to the Series of Certificates to which such Reports relate.

         The above Reports set forth under Item 5 thereof the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CITICORP MORTGAGE SECURITIES, INC.
                                  (Registrant)


                                  By:/s/ Andrew E. La Barbera
                                     ------------------------
                                  Name:  Andrew E. La Barbera
                                  Title: President


Dated:  March 31, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1998 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

 /s/ Andrew E. La Barbera                Chairman of the Board and a Director
 -----------------------                 (Principal Executive Officer)
    (Andrew E. La Barbera)



 /s/ David W. Young                      Director
 ------------------
    (David W. Young)



-------------------                      Director
   (James Levites)


 /s/ John Outland                        Senior Vice President, Chief  Financial
 ----------------                        Officer  (Principal Financial Officer
    (John Outland)                       and Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.

99(a)(1) The Registrant's Annual Statement of Compliance with respect to the Registrant's REMIC Pass-Through Certificates as to which CMI acts as subservicer.

99(a)(2) Annual Independent Auditors' Servicing Report with respect to the Registrant's Mortgage Pass-Through Certificates and REMIC Pass-Through Certificates as to which CMI acts as subservicer.