Form 10-K
period 1999-12-31
CITICORP MORTGAGE SECURITIES INC
filed 2000-03-30
CIK 811785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 1999

                            Commission file numbers:
                                    333-43167
                                    333-72459

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                          Series 1999-1 through 1999-8)
                              (the "Certificates")
                              --------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                     13-3408713
            -------------------------------     ----------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

             12855 North Outer Forty Drive
                  St. Louis, Missouri                  63141
            -------------------------------         ----------
            (Address of principal executive         (Zip Code)
             offices)

Registrant's telephone number, including area code: (314) 851-6305.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Certificates

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
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

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 1999-1 through 1999-8 is included as Exhibit 99(a)(1) hereto.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, Citicorp Mortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to the trust for Series 1999-1, 1999-3, 1999-5 and 1999-7, The Bank of New York, and as to the trust for Series 1999-2 and 1999-4, 1999-6 and 1999-8, State Street Bank and Trust Company) with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 1999, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    1999-1                                          29
                    1999-2                                          11
                    1999-3                                          21
                    1999-4                                          48
                    1999-5                                          21
                    1999-6                                          15
                    1999-7                                          19
                    1999-8                                          15

         (c) Omitted pursuant to the Exemptive Order.

Item 6.  Selected Financial Data.

         Omitted pursuant to the Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the Exemptive Order.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 1999-1 through 1999-8 are included herein as Exhibits 99(a)(1) and 99(a)(2), respectively.

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


          2 Annual Independent Auditors' Servicing Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(2))



         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 1999:


     Series                Date of Report
     ------                --------------
     CMSI 1999-1           March 24, 1999 and March 30, 1999
     CMSI 1999-2           April 20, 1999 and April 29, 1999
     CMSI 1999-3           May 24, 1999 and May 27, 1999
     CMSI 1999-4           June 23, 1999 and June 28, 1999
     CMSI 1999-5           August 23, 1999, August 24, 1999 and August 26, 1999
     CMSI 1999-6           September 21, 1999, September 23, 1999 and September 28, 1999
     CMSI 1999-7           October 21, 1999 and October 28, 1999
     CMSI 1999-8           October 19, 1999 and October 27, 1998


         The above Reports set forth under Item 2 thereof are the "Detailed Description of the Mortgage Pool and the Mortgaged Properties" relating to the Series of Certificates to which such Reports relate.

         The above Reports set forth under Item 5 thereof are the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CITICORP MORTGAGE SECURITIES, INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 30, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

 /s/ Jerome A. Cipponeri                      President and a Director
 -------------------------                  (Principal Executive Officer)
    (Jerome A. Cipponeri)



 /s/ Charles Wainhouse                               Director
 -------------------------
    (Charles Wainhouse)


 /s/ David Lowman                                    Director
 -------------------------
    (David Lowman)


 /s/ Daniel P. Hoffman                  Senior Vice President, Chief  Financial
 -------------------------               Officer  (Principal Financial Officer
    (Daniel P. Hoffman)                    and Principal Accounting Officer)

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