Form 10-K
period 2000-12-31
CITICORP MORTGAGE SECURITIES INC
filed 2001-03-30
CIK 811785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2000

                            Commission file numbers:
                                    333-43167
                                    333-72459

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                          Series 2000-1 through 2000-6)
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

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 2000-1 through 2000-6 is included as Exhibit 99(a)(1) hereto.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, CitiMortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to the trust for Series 2000-1, 2000-3 and 2000-5, The Bank of New York, and as to the trust for Series 2000-2, 2000-4 and 2000-6, State Street Bank and Trust Company) with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2000, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    2000-1                                           8
                    2000-2                                          24
                    2000-3                                           6
                    2000-4                                          15
                    2000-5                                          24
                    2000-6                                           8

         (c) Omitted pursuant to the Exemptive Order.

Item 6.  Selected Financial Data.

         Omitted pursuant to the Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the Exemptive Order.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 2000-1 through 2000-6 are included herein as Exhibits 99(a)(1) and 99(a)(2), respectively.

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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits

          1 The Registrant's Annual Statement of Compliance with respect to the Certificates as to which CitiMortgage, Inc.
                  ("CMI"), acts as subservicer.
                  (Exhibit 99(a)(1))


          2 Annual Independent Auditors' Servicing Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(2))



         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2000:


     Series                Date of Report
     ------                --------------
     CMSI 2000-1           January 13, 2000, January 24, 2000 (as amended by Form 8-K/A filed on January 25, 2000), January 25, 2000 and January 27, 2000
     CMSI 2000-2           May 4, 2000, May 17, 2000 (two reports) and May 25, 2000
     CMSI 2000-3           September 7, 2000, September 22, 2000, September 28, 2000
     CMSI 2000-4           October 16, 2000, October 19, 2000 and October 26, 2000
     CMSI 2000-5           November 8, 2000, November 16, 2000, November 17, 2000 and November 21, 2000
     CMSI 2000-6           December 11, 2000, December 19, 2000 and December 21, 2000


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


                                  CITICORP MORTGAGE SECURITIES, INC.
                                  (Registrant)


                                  By:/s/ Howard Darmstadter
                                     ------------------------
                                  Name:  Howard Darmstadter
                                  Title: Assistant Secretary


Dated:  March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

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