Form 10-K
period 2001-12-31
CITICORP MORTGAGE SECURITIES INC
filed 2002-03-28
CIK 811785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2001

                            Commission file numbers:
                                    333-43167
                                    333-72459

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                         Series 2001-1 through 2001-18)
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

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 2001-1 through 2001-18 is included as Exhibit 99(a)(1) hereto.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, CitiMortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to the trust for Series 2001-1, 2001-3, 2001-5, 2001-7, 2001-9, 2001-13, 2001-15 and 2001-17, The Bank of New
York, and as to the trust for Series 2001-2, 2001-4, 2001-6, 2001-8, 2001-10,
2001-11, 2001-12, 2001-14,  2001-16 and 2001-18, State Street Bank and Trust
Company) with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2001, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    2001-1                                          30
                    2001-2                                         131
                    2001-3                                          10
                    2001-4                                          61
                    2001-5                                          12
                    2001-6                                          27
                    2001-7                                          31
                    2001-8                                           8
                    2001-9                                          13
                    2001-10                                         24
                    2001-11                                         17
                    2001-12                                         21
                    2001-13                                         18
                    2001-14                                         14
                    2001-15                                         13
                    2001-16                                         25
                    2001-17                                         28
                    2001-18                                         31

         (c) Omitted pursuant to the Exemptive Order.

Item 6.  Selected Financial Data.

         Omitted pursuant to the Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the Exemptive Order.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 2001-1 through 2001-18 are included herein as Exhibits 99(a)(1) and 99(a)(2), respectively.

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


          2 Annual Independent Auditors' Servicing Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(2))



         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2001:


     Series                Date of Report
     ------                --------------
     CMSI 2001-1           January 8, 2001, January 23, 2001 and January 26, 2001
     CMSI 2001-2           February 8, 2001, February 22, 2001 and February 23, 2001
     CMSI 2001-3           March 7, 2001, March 21, 2001, March 23, 2001 and March 29, 2001
     CMSI 2001-4           March 7, 2001, March 26, 2001 (two Reports) and March 28, 2001
     CMSI 2001-5           April 4, 2001, April 23, 2001 (two Reports) and April 26, 2001
     CMSI 2001-6           April 4, 2001, April 24, 2001 (two Reports) and April 26, 2001
     CMSI 2001-7           May 7, 2001, May 24, 2001, May 25, 2001 and May 29, 2001
     CMSI 2001-8           May 4, 2001, May 24, 2001 (two Reports) and May 30, 2001
     CMSI 2001-9           June 8, 2001, June 25, 2001 (two Reports) and June 28, 2001
     CMSI 2001-10          July 12, 2001, July 26, 2001 and July 27, 2001
     CMSI 2001-11          July 12, 2001, July 25, 2001 and July 26, 2001
     CMSI 2001-12          August 20, 2001, August 28, 2001 and August 30, 2001
     CMSI 2001-13          August 20, 2001, August 27, 2001 (two Reports) and August 29, 2001
     CMSI 2001-14          September 13, 2001, September 25, 2001 and September 27, 2001
     CMSI 2001-15          October 5, 2001, October 23, 2001 and October 29, 2001
     CMSI 2001-16          November 8, 2001, November 27, 2001 and November 29, 2001
     CMSI 2001-17          November 8, 2001, November 27, 2001 (two Reports) and November 30, 2001
     CMSI 2001-18          December 6, 2001, December 18, 2001 (two Reports) and December 21, 2001

         The above Reports set forth under Item 2 thereof are the "Detailed Description of the Mortgage Pool and the Mortgaged Properties" relating to the Series of Certificates to which such Reports relate.

         The above Reports set forth under Item 5 thereof are (a) the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters, and (b) the "Collateral Term Sheets" relating to the Series of Certificates to which such Reports relate.

         In the case of the above Reports relating to Series 2001-3, 2001-4, 2001-5, 2001-6, 2001-7, 2001-8 and 2001-9, such Reports also set forth under
Item 5 thereof the opinions of Cadwalader, Wickersham & Taft with respect to certain tax matters relating to such Series of Certificates.

         In the case of the above Reports relating to Series 2001-13, 2001-17 and 2001-18, such Reports set forth under Item 7 thereof the Consent of PricewaterhouseCoopers LLP, independent Certified Public Accountants of MBIA Inc. and Subsidiaries in connection with Citicorp Mortgage Securities, Inc., REMIC Pass-Through Certificates, for each such Series of Certificates.

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


                                  CITICORP MORTGAGE SECURITIES, INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 28, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

 /s/ Jerome A. Cipponeri                      President and a Director
 -------------------------                  (Principal Executive Officer)
    (Jerome A. Cipponeri)



                                                     Director
 -------------------------
    (Charles Wainhouse)


 /s/ Bradley Brunts                                  Director
 -------------------------
    (Bradley Brunts)


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