Form 10-K
period 2002-12-31
CITICORP MORTGAGE SECURITIES INC
filed 2003-03-28
CIK 811785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2002

                            Commission file numbers:
                                    333-72459
                                    333-72082

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                         Series 2002-1 through 2002-12)
                              (the "Certificates")
             ------------------------------------------------------
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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes       No   X
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

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 2002-1 through 2002-12 is included as Exhibit 99(a)(2) hereto.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, CitiMortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to the trust for Series 2002-1, 2002-3, 2002-5, 2002-7 and 2002-11, The Bank of New York, and as to the trust for Series 2002-2, 2002-4, 2002-6, 2002-8, 2002-10 and 2002-12, State Street Bank and Trust
Company) with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2002, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    2002-1                                          21
                    2002-2                                          19
                    2002-3                                          11
                    2002-4                                           9
                    2002-5                                          22
                    2002-6                                          18
                    2002-7                                          14
                    2002-8                                           7
                    2002-9                                          14
                    2002-10                                         10
                    2002-11                                         13
                    2002-12                                         10

         (c) Omitted pursuant to the Exemptive Order.

         (d) Not applicable.

Item 6.  Selected Financial Data.

         Omitted pursuant to the Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the Exemptive Order.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 2002-1 through 2002-12 are included herein as Exhibits 99(a)(2) and 99(a)(3), respectively.

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


Item 14. Controls and Procedures

         Not applicable.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits

          1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act. (Exhibit 99(a)(1))

          2 The Registrant's Annual Statement of Compliance with respect to the Certificates as to which CitiMortgage, Inc.
                  ("CMI"), acts as subservicer. (Exhibit 99(a)(2))


          3 Annual Independent Auditors' Servicing Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(3))


         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2002 and through the date hereof relating to the REMIC Pass-Through Certificates Series 2002-1 through 2002-12:


     Series                Date of Report
     ------                --------------
     CMSI 2002-1           January 24, 2002, January 25, 2002, January 30, 2002, February 25, 2002, March 25, 2002, April 25, 2002,
                           May 28, 2002, June 25, 2002, July 25, 2002, August 26, 2002, September 25, 2002, October 25, 2002,
                           November 25, 2002 and December 26, 2002

     CMSI 2002-2           February 7, 2002, February 25, 2002 (two reports), February 27, 2002, March 25, 2002, April 25, 2002,
                           May 28, 2002, June 25, 2002, July 25, 2002, August 26, 2002, September 25, 2002, October 25, 2002,
                           November 25, 2002 and December 26, 2002

     CMSI 2002-3           March 11, 2002, March 22, 2002, March 28, 2002, April 25, 2002, May 28, 2002, June 25, 2002, July 25,
                           2002, August 26, 2002, September 25, 2002, October 25, 2002, November 25, 2002 and December 26, 2002

     CMSI 2002-4           March 11, 2002, March 22, 2002, March 28, 2002, April 25, 2002, May 28, 2002, June 25, 2002, July 25,
                           2002, August 26, 2002, September 25, 2002, October 25, 2002, November 25, 2002 and December 26, 2002

     CMSI 2002-5           April 3, 2002 (two reports), April 9, 2002, April 24, 2002, April 29, 2002, May 28, 2002, June 25, 2002,
                           July 25, 2002, August 26, 2002, September 25, 2002, October 25, 2002, November 25, 2002 and December 26,
                           2002

     CMSI 2002-6           May 9, 2002, May 21, 2002, May 23, 2002, May 30, 2002, June 25, 2002, July 25, 2002, August 26, 2002,
                           September 25, 2002, October 25, 2002, November 25, 2002 and December 26, 2002

     CMSI 2002-7           June 13, 2002, June 18, 2002, June 27, 2002, July 25, 2002, August 26, 2002, September 25, 2002, October
                           25, 2002, November 25, 2002 and December 26, 2002

     CMSI 2002-8           July 8, 2002, July 26, 2002, July 30, 2002, August 26, 2002, September 25, 2002, October 25, 2002,
                           November 25, 2002 and December 26, 2002

     CMSI 2002-9           August 15, 2002, August 22, 2002, August 23, 2002, August 26, 2002, August 29, 2002, September 25, 2002,
                           October 25, 2002, November 25, 2002 and December 26, 2002

     CMSI 2002-10          October 9, 2002, October 24, 2002, October 30, 2002, November 25, 2002 and December 26, 2002

     CMSI 2002-11          November 8, 2002, November 22, 2002 (two reports), November 26, 2002 and December 25, 2002

     CMSI 2002-12          December 6, 2002, December 19, 2002 and December 20, 2002


         The above Reports set forth under Item 2 thereof are the "Detailed Description of the Mortgage Pool and the Mortgaged Properties" relating to the Series of Certificates to which such Reports relate.

         The above Reports set forth under Item 5 thereof are (a) the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters, (b) the "Collateral Term Sheets" relating to the Series of Certificates to which such Reports relate, and (c) the monthly servicers reports relating to the Series of Certificates to which such Reports relate.

         In the case of the above Report relating to Series 2002-11, such Report also sets forth under Item 5 thereof the opinion of Cadwalader, Wickersham & Taft with respect to certain tax matters relating to such Series of Certificates.

         In the case of the above Reports relating to Series 2002-2, 2002-6 and 2002-9, such Reports set forth under Item 7 thereof the Consent of PricewaterhouseCoopers LLP, independent Certified Public Accountants of MBIA Inc. and Subsidiaries in connection with Citicorp Mortgage Securities, Inc., REMIC Pass-Through Certificates, for each such Series of Certificates.

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


                                  CITICORP MORTGAGE SECURITIES, INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 28, 2003


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

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

                                  EXHIBIT INDEX


Exhibit No.

99(a)(1) Certification Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act.

99(a)(2) The Registrant's Annual Statement of Compliance with respect to the Registrant's REMIC Pass-Through Certificates as to which CMI acts as subservicer.

99(a)(3) Annual Independent Auditors' Servicing Report with respect to the Registrant's Mortgage Pass-Through Certificates and REMIC Pass-Through Certificates as to which CMI acts as subservicer.