Form 10-K
period 2003-12-31
CITICORP MORTGAGE SECURITIES INC
filed 2004-03-23
CIK 811785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

               [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2003

                            Commission file numbers:
                                    333-72082
                                   333-109722

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                         Series 2003-1 through 2003-11)
                              (the "Certificates")
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                     13-3408717
            -------------------------------     ----------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

                1000 Technology Drive
                  O'Fallon, Missouri                  63304
            -------------------------------         ----------
            (Address of principal executive         (Zip Code)
             offices)

Registrant's telephone number, including area code: (636) 261-1313.
                                                    --------------

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

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 2003-1 through 2003-11 is included as Exhibit 99(a)(1) hereto.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, CitiMortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to the trust for Series 2003-1 and 2003-4, The Bank of New York, and as to the trust for Series 2003-2, 2003-3, 2003-5, 2003-6, 2003-7, 2003-8, 2003-9, 2003-10 and 2003-11, U.S. Bank National Association)
with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2003, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    2003-1                                          22
                    2003-2                                          24
                    2003-3                                          24
                    2003-4                                          11
                    2003-5                                          22
                    2003-6                                          11
                    2003-7                                           8
                    2003-8                                          28
                    2003-9                                          24
                    2003-10                                         10
                    2003-11                                          2

         (c) Omitted pursuant to the Exemptive Order.

         (d) Not applicable.

Item 6.  Selected Financial Data.

         Omitted pursuant to the Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the Exemptive Order.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 2003-1 through 2003-11 are included herein as Exhibits 99(a)(1) and 99(a)(2), respectively.

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


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits

          1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act. (Exhibit 31)

          2 The Registrant's Annual Statement of Compliance with respect to the Certificates as to which CitiMortgage, Inc.
                  ("CMI"), acts as subservicer. (Exhibit 99(a)(1))


          3 Annual Independent Auditors' Servicing Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(2))


         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2003 and through the date hereof relating to the REMIC Pass-Through Certificates Series 2003-1 through 2003-11:


     Series                Date of Report
     ------                --------------
     CMSI 2003-1           January 9, 2003, January 28, 2003 (two reports), January 30, 2003, February 25, 2003, March 25, 2003,
                           April 25, 2003, May 27, 2003, June 25, 2003, July 25, 2003, August 25, 2003, September 25, 2003, October
                           27, 2003, November 25, 2003 and December 26, 2003

     CMSI 2003-2           February 13, 2003, February 21, 2003, February 24, 2003, March 25, 2003, April 25, 2003, May 27, 2003,
                           June 25, 2003, July 25, 2003, August 25, 2003, September 25, 2003, October 27, 2003, November 25, 2003
                           and December 26, 2003

     CMSI 2003-3           March 18, 2003, March 25, 2003 (two reports), March 27, 2003, April 25, 2003, May 27, 2003, June 25,
                           2003, July 25, 2003, August 25, 2003, September 25, 2003, October 27, 2003, November 25, 2003 and
                           December 26, 2003

     CMSI 2003-4           March 13, 2003, March 25, 2003, March 28, 2003, April 25, 2003, May 27, 2003, June 25, 2003, July 25,
                           2003, August 25, 2003, September 25, 2003, October 27, 2003, November 25, 2003 and December 26, 2003

     CMSI 2003-5           April 8, 2003, April 25, 2003, April 29, 2003, May 27, 2003, June 25, 2003, July 25, 2003, August 25,
                           2003, September 25, 2003, October 27, 2003, November 25, 2003 and December 26, 2003

     CMSI 2003-6           May 9, 2003, May 28, 2003, May 29, 2003, June 25, 2003, July 25, 2003, August 25, 2003, September 25,
                           2003, October 27, 2003, November 25, 2003 and December 26, 2003

     CMSI 2003-7           August 11, 2003, August 25, 2003, August 27, 2003, September 25, 2003, October 27, 2003, November 25,
                           2003 and December 26, 2003

     CMSI 2003-8           August 11, 2003, August 12, 2003, August 20, 2003, August 26, 2003, August 28, 2003, September 25, 2003,
                           October 27, 2003, November 25, 2003 and December 26, 2003

     CMSI 2003-9           October 16, 2003, October 28, 2003, October 29, 2003, November 25, 2003 and December 26, 2003

     CMSI 2003-10          November 10, 2003, November 21, 2003, November 25, 2003 and December 26, 2003

     CMSI 2003-11          December 3, 2003, December 10, 2003, December 22, 2003 (two reports) and December 23, 2003


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

         In the case of the above Reports relating to Series 2003-1, 2003-3 and 2003-11, such Reports set forth under Item 7 thereof the Consent of PricewaterhouseCoopers LLP, independent Certified Public Accountants of MBIA Inc. and Subsidiaries in connection with Citicorp Mortgage Securities, Inc., REMIC Pass-Through Certificates, for each such Series of Certificates.

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


                                  CITICORP MORTGAGE SECURITIES, INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 23, 2004


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

 /s/ Jerome A. Cipponeri                      President and a Director
 -------------------------                  (Principal Executive Officer)
    (Jerome A. Cipponeri)



                                                     Director
 -------------------------
    (Charles Wainhouse)


 /s/ Bradley Brunts                                  Director
 -------------------------
    (Bradley Brunts)


 /s/ Paul Ince                         Senior Vice President, Chief  Financial
 -------------------------               Officer  (Principal Financial Officer
    (Paul Ince)                            and Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.

31 Certification Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act.

99(a)(1) The Registrant's Annual Statement of Compliance with respect to the Registrant's REMIC Pass-Through Certificates as to which CMI acts as subservicer.

99(a)(2) Annual Independent Auditors' Servicing Report with respect to the Registrant's Mortgage Pass-Through Certificates and REMIC Pass-Through Certificates as to which CMI acts as subservicer.