Form 10-K
period 2004-12-31
CITICORP MORTGAGE SECURITIES INC
filed 2005-03-28
CIK 811785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

               [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2004

                            Commission file numbers:
                                   333-109722

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                         Series 2004-1 through 2004-9)
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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                        -----     -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE

                                     PART I

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 2004-1 through 2004-9 is included as Exhibit 99(a)(1) hereto.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trusts evidenced by the Certificates, the Registrant, the custodians (as to each trust, CitiMortgage, Inc. ("CMI")), the subservicer (as to each trust, CMI), or the trustee (as to each trust, U.S. Bank National Association) with respect to each such trust, other than routine litigation incidental to the business of the Registrant or each such custodian, subservicer or trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2004, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    2004-1                                          22
                    2004-2                                          16
                    2004-3                                          19
                    2004-4                                          29
                    2004-5                                          57
                    2004-6                                          20
                    2004-7                                          10
                    2004-8                                          20
                    2004-9                                           8

         (c) Omitted pursuant to the Exemptive Order.

Item 6.  Selected Financial Data.

         Omitted pursuant to the Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the Exemptive Order.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Omitted.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 2004-1 through 2004-9 are included herein as Exhibits 99(a)(1) and 99(a)(2), respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures

         Not applicable.

Item 9B. Other Information

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


Item 14. Principal Accounting Fees and Services

         Not applicable.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules. [I think the requirements for this section have changed somewhat, I don't think the 8-K list is required for example, not sure how to deal with it]

         (a)      Exhibits

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


          3 Annual Independent Auditors' Servicing Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(2))


         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2004 relating to the REMIC Pass-Through Certificates Series 2004-1 through 2004-9:


     Series                Date of Report
     ------                --------------
     CMSI 2004-1           January 9, 2004, January 27, 2004, January 29, 2004, February 25, 2004, March 25, 2004, April 26, 2004,
                           May 25, 2004, June 25, 2004, July 26, 2004, August 25, 2004, September 27, 2004, October 25, 2004,
                           November 26, 2004 and December 27, 2004

     CMSI 2004-2           March 4, 2004, March 22, 2004, March 24, 2004 (two reports), March 26, 2004, April 26, 2004,
                           May 25, 2004, June 25, 2004, July 26, 2004, August 25, 2004, September 27, 2004, October 25, 2004,
                           November 26, 2004 and December 27, 2004

     CMSI 2004-3           May 7, 2004, May 27, 2004, June 25, 2004, July 26, 2004, August 25, 2004, September 27, 2004,
                           October 25, 2004, November 26, 2004 and December 27, 2004

     CMSI 2004-4           June, 10, 2004, June 25, 2004, June 28, 2004, July 26, 2004, August 25, 2004, September 27, 2004,
                           October 25, 2004, November 26, 2004 and December 27, 2004

     CMSI 2004-5           July 16, 2004, August 11, 2004, August 25, 2004,  August 26, 2004, September 27, 2004, October 25, 2004,
                           November 26, 2004 and December 27, 2004

     CMSI 2004-6           September 13, 2004, September 28, 2004, October 25, 2004, November 26, 2004 and December 27, 2004

     CMSI 2004-7           September 13, 2004, September 29, 2004 (two reports), October 25, 2004, November 26, 2004 and
                           December 27, 2004

     CMSI 2004-8           October 14, 2004, October 26, 2004, October 28, 2004, November 26, 2004 and December 27, 2004

     CMSI 2004-9           December 10, 2004, December 16, 2004 and December 21, 2004


         The above Reports set forth under Item 2 or Item 2.01 thereof the "Detailed Description of the Mortgage Pool and the Mortgaged Properties" relating to the Series of Certificates to which such Reports relate.

         The above Reports set forth under Item 5 or Item 8.01 thereof (a) the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters, (b) the "Collateral Term Sheets" relating to the Series of Certificates to which such Reports relate, or (c) the monthly servicers reports relating to the Series of Certificates to which such Reports relate.

         In the case of the above Reports relating to Series 2004-1 and 2004-2, such Reports set forth under Item 7 thereof the Consent of PricewaterhouseCoopers LLP, independent Certified Public Accountants of MBIA Inc. and Subsidiaries in connection with Citicorp Mortgage Securities, Inc., REMIC Pass-Through Certificates, for each such Series of Certificates.

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


                                  CITICORP MORTGAGE SECURITIES, INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 28, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

 /s/ Douglas R. Krueger                       President and a Director
 -------------------------                  (Principal Executive Officer)
    (Douglas R. Krueger)



                                                     Director
 -------------------------
    (Charles Wainhouse)


 /s/ Susan E. Chapman                                  Director
 -------------------------
    (Susan E. Chapman)


 /s/ Paul Ince                         Senior Vice President, Chief  Financial
 -------------------------               Officer  (Principal Financial Officer
    (Paul Ince)                            and Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.

31                Certification pursuant to Section 302(a) of the Sarbanes-Oxley
                  Act.

99(a)(1) The Registrant's Annual Statement of Compliance with respect to the Registrant's REMIC Pass-Through Certificates as to which CMI acts as subservicer.

99(a)(2) Annual Independent Auditors' Servicing Report with respect to the Registrant's Mortgage Pass-Through Certificates and REMIC Pass-Through Certificates as to which CMI acts as subservicer.