Form 10-K
period 2005-12-31
CITICORP MORTGAGE SECURITIES INC
filed 2006-03-28
CIK 811785

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

                   For the Fiscal Year Ended December 31, 2005

                            Commission file numbers:
                                   333-109722

                       Citicorp Mortgage Securities, Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
           Series 2005-1 through 2005-8 and CMALT Series 2005-A1 REMIC
                           Pass-Through Certificates)
                              (the "Certificates")
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                     13-3408717
            -------------------------------     ----------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

                1000 Technology Drive
                  O'Fallon, Missouri                  63368
            -------------------------------         ----------
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

Item 1.  Business

         Omitted pursuant to an exemptive order dated July 10, 1987 (the "Exemptive Order").

Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates Series 2005-1 through 2005-8 and CMALT Series 2005-A1 REMIC Pass-Through Certificates is included as Exhibit 99(a)(1) hereto.

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

         (b) As of December 31, 2005, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                CMSI 2005-1                                          31
                CMSI 2005-2                                          18
                CMSI 2005-3                                          36
                CMSI 2005-4                                          16
                CMSI 2005-5                                          15
                CMSI 2005-6                                           9
                CMSI 2005-7                                          14
                CMSI 2005-8                                          12
                CMALT 2005-A1                                         5

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Omitted.

Item 8.  Financial Statements and Supplementary Data.

         In accordance with the Exemptive Order, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Registrant's REMIC Pass-Through Certificates Series 2005-1 through 2005-8 and CMALT Series 2005-A1 REMIC Pass-Through Certificates are included herein as Exhibits 99(a)(1) and 99(a)(2), respectively.

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


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a)      Exhibits

          1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act. (Exhibit 31)

          2 The Registrant's Annual Statement of Compliance with respect to the Certificates as to which CitiMortgage, Inc. ("CMI") acts as subservicer. (Exhibit 99(a)(1))

          3 Annual Independent Auditors' Report with respect to the Certificates as to which CMI acts as subservicer.(Exhibit 99(a)(2))


         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2005 relating to the REMIC Pass-Through Certificates Series 2005-1 through 2005-8 and CMALT Series 2005-A1
REMIC Pass-Through Certificates:


     Series                Date of Report
     ------                --------------
     CMSI 2005-1           February 9, 2005, February 24, 2005, March 25, 2005, April 25, 2005, May 25, 2005, June 27, 2005,
                           July 25, 2005, August 25, 2005, September 26, 2005, October 25, 2005, November 25, 2005, and
                           December 27, 2005

     CMSI 2005-2           March 8, 2005, March 24, 2005, March 28, 2005, April 25, 2005, May 25, 2005, June 27, 2005,
                           July 25, 2005, August 25, 2005, September 26, 2005, October 25, 2005, November 25, 2005, and
                           December 27, 2005

     CMSI 2005-3           April 11, 2005, April 28, 2005, May 25, 2005, June 27, 2005, July 25, 2005, August 25, 2005,
                           September 26, 2005, October 25, 2005, November 25, 2005, and December 27, 2005

     CMSI 2005-4           July 11, 2005, July 28, 2005, August 25, 2005, September 26, 2005 (two Reports), October 25, 2005,
                           November 25, 2005, and December 27, 2005

     CMSI 2005-5           August 4, 2005, August 25, 2005 (two Reports), August 26, 2005, September 26, 2005, October 25, 2005,
                           November 25, 2005, and December 27, 2005

     CMSI 2005-6           September 12, 2005, September 23, 2005, September 28, 2005, October 25, 2005, November 25, 2005, and
                           December 27, 2005

     CMSI 2005-7           September 28, 2005, October 6, 2005, October 24, 2005, October 27, 2005, November 25, 2005, and
                           December 27, 2005

     CMSI 2005-8           November 4, 2005, November 7, 2005, November 22, 2005, November 28, 2005, and December 27, 2005

     CMALT 2005-A1         July 18, 2005, July 27, 2005,August 25, 2005, September 26, 2005, October 25, 2005, November 25, 2005,
                           and December 27, 2005



         The above Reports set forth under Item 2.01 thereof the "Detailed Description of the Mortgage Pool and the Mortgaged Properties" relating to the Series of Certificates to which such Reports relate.

         The above Reports set forth under Item 8.01 thereof (a) the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters, (b) the "Collateral Term Sheets" relating to the Series of Certificates to which such Reports relate, or (c) the monthly servicers reports relating to the Series of Certificates to which such Reports relate.

     In the case of the above Reports relating to (a) Series 2005-2, such Report sets forth under Item 9.01 thereof the Consent of KPMG LLP, independent registered public accounting firm of Ambac Assurance Corporation and subsidiaries, and (b) Series 2005-5, such Report sets forth under Item 9.01 thereof the Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Assured Guaranty Corp.

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


                                  CITICORP MORTGAGE SECURITIES, INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 28, 2006


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

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

                                  EXHIBIT INDEX


Exhibit No.

31                Certification pursuant to Section 302(a) of the Sarbanes-Oxley
                  Act.

99(a)(1) The Registrant's Annual Statement of Compliance with respect to the Certificates as to which CMI acts as subservicer.

99(a)(2) Annual Independent Auditors' Report with respect to the Certificates as to which CMI acts as subservicer.