Form 10-K
period 2007-12-31
CITICORP MORTGAGE SECURITIES INC; CMALT (CitiMortgage Alternative Loan Trust), Series 2007-A6
filed 2008-03-28
CIK 811785, 1401024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number                                                   333-130333-26

CMALT (CitiMortgage Alternative Loan Trust), Series 2007-A6
(Exact name of issuing entity as specified in its charter)

Citicorp Mortgage Securities, Inc.
(Exact name of depositor as specified in its charter)

CitiMortgage, Inc.
(Exact name of sponsor as specified in its charter)

New York	75-3226674 and 75-3226675
(State or Other Jurisdiction of Incorporation or Organization of Issuing Entity)	(I.R.S. Employer Identification Number of Issuing Entity)
1000 Technology Drive, O’Fallon, Missouri	63368-2240
(Address of Principal Executive Offices of Issuing Entity)	(Zip Code)

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

The information regarding this item has been filed in a 424(b)(5) filing dated June 28, 2007.

Item 1122 of Regulation AB (Compliance with applicable servicing criteria)

The reports required by Item 1122(a) and (b) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1.1, 33.1.2, 33.1.3, 33.1.4, 33.1.5, 34.1.1, 34.1.2, 34.1.3, 34.1.4 and 34.1.5.

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

Item 1123 of Regulation AB (Servicer compliance statement)

The statements required by Item 1123 are attached to this Form 10-K as Exhibits 35.1.1 and 35.1.2

PART IV

Item 15.	Exhibits, Financial Statement Schedules
	(a)(1)	Not applicable.
	(a)(2)	Not applicable.
	(a)(3)	Exhibits
	Exhibit Number	Description
	4.1	Pooling and Servicing Agreement, dated as of June 1, 2007, incorporated by reference from Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K/A filed with the Commission on August 1, 2007.
10.1
Form of Mortgage Loan Purchase Agreement, dated June 1, 2007, incorporated by reference from Exhibit 10.1 of the Issuing Entity’s Current Report on Form 8-K/A filed with the Commission on August 1, 2007.

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 28, 2008.
	33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria for the Citilink system, dated February 22, 2008, of CitiMortgage, Inc.
33.1.2
Management Assessment of Compliance with Applicable Servicing Criteria for the Fidelity loan servicing system for the period January 1, 2007 through February 28, 2007, dated 2007, of ABN AMRO Mortgage Group, Inc.

33.1.3
Management Assessment of Compliance with Applicable Servicing Criteria for the Fidelity loan servicing system for the period March 1, 2007 through December 31, 2007, dated February 22, 2008, of CitiMortgage, Inc.

	33.1.4	Management Assertion of Compliance, dated February 29, 2008, of the Agency and Trust division of Citibank, N.A.
	33.1.5	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of Citibank, N.A.
	34.1.1	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.1.
	34.1.2	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.2.
	34.1.3	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.3.
	34.1.4	Report of Independent Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, relating to Exhibit 33.1.4.
	34.1.5	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.5.
	35.1.1	Servicer Compliance Statement of CitiMortgage, Inc. for the Citilink system, dated February 22, 2008.
	35.1.2	Servicer Compliance Statement of CitiMortgage, Inc. for the Fidelity loan servicing system, dated February 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMALT (CitiMortgage Alternative Loan Trust), Series 2007-A6

By: CitiMortgage, Inc., as Servicer

By:     /s/ Herb Gover
               Herb Gover
               Executive Vice President, North American Consumer Asset Operations
March 28, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Pooling and Servicing Agreement, dated as of June 1, 2007, incorporated by reference from Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K/A filed with the Commission on August 1, 2007.
10.1
Form of Mortgage Loan Purchase Agreement, dated June 1, 2007, incorporated by reference from Exhibit 10.1 of the Issuing Entity’s Current Report on Form 8-K/A filed with the Commission on August 1, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 28, 2008.
33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria for the Citilink system, dated February 22, 2008, of CitiMortgage, Inc.
33.1.2
Management Assessment of Compliance with Applicable Servicing Criteria for the Fidelity loan servicing system for the period January 1, 2007 through February 28, 2007, dated 2007, of ABN AMRO Mortgage Group, Inc.

33.1.3
Management Assessment of Compliance with Applicable Servicing Criteria for the Fidelity loan servicing system for the period March 1, 2007 through December 31, 2007, dated February 22, 2008, of CitiMortgage, Inc.

33.1.4	Management Assertion of Compliance, dated February 29, 2008, of the Agency and Trust division of Citibank, N.A.
33.1.5	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of Citibank, N.A.
34.1.1	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.1.
34.1.2	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.2.
34.1.3	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.3.
34.1.4	Report of Independent Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, relating to Exhibit 33.1.4.
34.1.5	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.5.
35.1.1	Servicer Compliance Statement of CitiMortgage, Inc. for the Citilink system, dated February 22, 2008.
35.1.2	Servicer Compliance Statement of CitiMortgage, Inc. for the Fidelity loan servicing system, dated February 22, 2008.